Form 10-K
period 2006-12-31
MS STRUCTURED SATURNS SERIES 2003-2
filed 2007-03-30
CIK 1279661

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

                                     None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No X

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ___ No X

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by  check  mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___    Accelerated filer ___    Non-accelerated filer X


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No X

         All of the common stock of the registrant is held by Morgan Stanley. As of March 7, 2007, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

ITEM 1A. RISK FACTORS

       Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

       None

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

       Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

ITEM 9A. CONTROLS AND PROCEDURES

       Not Applicable

ITEM 9B. OTHER INFORMATION

       None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       None

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

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

SATURNS Trust No.:        Closing Date              Payment Dates                Form 8-K Filing Dates (Not Trust Agreement
                                                                                           Filings in connection with
                                                                                                  Closing Date)

                                                                                                   For FY 2006
2003-2                   2/19/03               March 15 and September 15        March 20, 2006 and September 25, 2006

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


         Date:  March 28, 2007

                                                      MS STRUCTURED ASSET CORP.
                                                      (Registrant)


                                                   By:       /s/Madhu Philips
                                                      --------------------------
                                                   Name:     Madhu Philips
                                                   Title:    Vice President

                                                                    Exhibit 31.1
                          Rule 13a-14(d) Certification

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



                                                    By:      /s/Madhu Philips
                                                       -------------------------
                                                    Name:    Madhu Philips
                                                    Title:   Vice President
                                                    Date:    March 28, 2007

                                                                    Exhibit 31.2
                             COMPLIANCE STATEMENT

                  In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-2 for the fiscal year ending December 31, 2006, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that she is a duly elected Vice President of LaSalle Bank National Association and further certifies in her capacity as such as follows:


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


                                                By:      /s/Barbara L. Marik
                                                   -----------------------------
                                                Name:    Barbara L. Marik
                                                Title:   First Vice President
                                                Date:    March 27, 2007

                                                                       EXHIBIT A

SATURNS Trust No.:        Closing Date               Payment Dates            Form 8-K Filing Dates (Not Trust Agreement
                                                                               Filings in connection with Closing Date)

                                                                                              For FY 2006
2003-2                   2/19/03               March 15 and September 15      March 20, 2006 and September 25, 2006